Form 10-Q
period 2008-09-30
SearchPath International Inc
filed 2009-03-16
CIK 1416886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008	or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________________________________
Commission File Number:                                                                     005-84737
SearchPath International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3171966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Euclid Avenue, Suite 325, Cleveland, Ohio	44115
(Address of principal executive offices)	(Zip Code)

(216) 912-1500
(Registrant’s telephone number, including area code)
________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.____YES         X NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ___                                                                                Accelerated filer ___
Non-accelerated filer ___ (Do not check if a smaller reporting company)                                                                                                      Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
____YES  X NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES         NO

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

As of March 12, 2009, 22,988,000 shares of the issuer’s common stock were issued and outstanding.

RECENT DEVELOPMENTS

As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission, on February 10, 2009, Michael W. Woods, a member of the Board of Directors and the Chief Financial Officer of SearchPath Industrial, Inc. (the “Company”) tendered his resignation from the Board of Directors, and his position as Chief Financial Officer of the Company, effective immediately.  Mr. Woods and the Company decided to part ways until the Company could afford a Chief Financial Officer of his caliber, and not as a result of any disagreement between the Company and Mr. Woods.  On February 10, 2009, the remaining Directors unanimously appointed Thomas K. Johnston as the Company’s interim Chief Financial Officer, effective as of such date. Mr. Johnston, 49, is the Company’s founder and has been a Director and our Chief Executive Officer and President since July 19, 2005.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

                      SearchPath International, Inc.
               Balance Sheets
ASSETS
		(Unaudited)
	Sept. 30, 2008		June 30, 2008
CURRENT ASSETS
Cash	$ 9,392		$ 13,654
Accounts receivable	52,900		47,500
Other receivables	9,903		11,401
Notes receivable – net	380,225		446,244
Prepaid expenses	37,945		34,956
	490,365		553,755

PROPERTY AND EQUIPMENT - AT COST
Furniture and equipment	17,887		17,887
Less: Accumulated depreciation	(9,016)		(8,122)
	8,871		9,765

OTHER ASSETS
Intangibles – net	4,633		6,135
Notes receivable – net	258,785		188,786
Deferred tax benefit	94,300		94,300
	357,718		289,221

	$ 856,954		$ 852,741

LIABILITIES
			(Unaudited)
		Sept. 30, 2008		June 30, 2008
CURRENT LIABILITIES
Current portion of long-term debt		$ 59,996		$ 82,384
Accounts payable		171,277		141,426
Accrued expenses		599,792		497,777
Convertible debt		666,744		591,744
Due to related party		11,579		29,210
		1,509,388		1,342,541

LONG-TERM LIABILITIES
Long-term debt		63,584		63,584
		1,572,972		1,406,125

SHAREHOLDERS' DEFICIT

COMMON STOCK
$0.01 par value
Authorized	100,000,000 shares
Issued and outstanding	19,998,000 shares	195,480		195,480

ADDITIONAL PAID-IN CAPITAL		-		-

ACCUMULATED DEFICIT		(911,498)		(748,864)
		(716,018)		(553,384)

		$ 856,954		$ 852,741

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Operations and Accumulated Deficit
Three months ended September 30, 2008 and September 30, 2007
                                                            (Unaudited)
	2008		2007
		PERCENTAGE OF		PERCENTAGE OF
		NET REVENUES		NET REVENUES

REVENUES - NET
Franchise fees	$ 96,000	45.0%	$ 128,268	34.4%
Other	117,512	55.0	244,211	65.6
	213,512	100.0	372,479	100.0

COST OF SALES	58,102	27.2	144,370	38.8

GROSS PROFIT	155,410	72.8	228,109	61.2

OPERATING EXPENSES	294,404	137.9	252,424	67.8

LOSS FROM OPERATIONS	(138,994)	(65.1)	(24,315)	(6.6)

OTHER INCOME (EXPENSE)
Interest expense	(25,853)	(12.1)	(7,537)	(2.0)
Interest income	2,213	1.0	0	0
	(23,640)	(11.1)	(7,537)	(2.0)

NET LOSS BEFORE
PROVISION FOR INCOME
TAXES	(162,634)	(76.2)	(31,852)	(8.6)

PROVISION FOR INCOME
TAXES	-	-	-	-

NET LOSS	(162,634)	(76.2)%	(31,852)	(8.6)%

ACCUMULATED DEFICIT -
BEGINNING OF
PERIOD/YEAR	(748,864)		(298,029)

ACCUMULATED DEFICIT -
END OF PERIOD/YEAR	$ (911,498)		$ (329,881)

NET LOSS PER COMMON SHARE (BASIC AND DILLUTED)	(0.008)		(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	19,583,231		18,978,000

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Cash Flows
Period ended September 30, 2008 and September 30, 2007
       (Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (162,634)	$ (31,852)
Adjustments to reconcile net loss to net cash
used in operating activities:
Add back (deduct) items not affecting cash
Depreciation and amortization	2,396	2,088
Deferred revenue	-	25,500
Cash provided by (used in) changes in the following items:
Increase in accounts receivable	(5,400)	(23,250)
(Increase) decrease in other receivables	1,498	(533)
Increase in prepaid expenses	(2,989)	(89)
Increase in deposits	-	(5,431)
Increase in accounts payable	29,851	201
Increase in accrued expenses	102,015	120,564
Net cash provided by (used in) operating activities	(35,263)	87,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-
Acquisition of intangibles	-	(1,735)
Issuance of notes receivable	(69,999)	(143,900)
Collection of notes receivable	66,019	8,381
Net cash used in investing activities	(3,980)	(137,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	(17,631)	1,393
Proceeds from convertible debt	75,000	-
Repayment of convertible debt	-	-
Proceeds from long-term debt	-	44,890
Repayments of long-term debt	(22,388)	(1,145)
Net cash provided by financing activities	34,981	45,138

NET DECREASE IN CASH	(4,262)	(4,918)

CASH – BEGINNING OF PERIOD	13,654	8,007

CASH - END OF PERIOD	$ 9,392	$ 3,089

SearchPath International, Inc.
Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SearchPath International, Inc. (the Company) is a franchisor of search and recruitment franchises.  The franchisor and franchises’ primary focus is full time permanent placement of managerial, sales, professional and executive level positions in all industries and locations.  The Company sold three franchises and four franchises during the three months ended September 30, 2008 and September 30, 2007, respectively.

Basis of Presentation

We have prepared the accompanying unaudited financial statements of the Company on the same basis as our annual financial statements.

Interim Financial Statements

The interim financial statements are unaudited. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for the interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of Regulation S-X.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. From time to time, the Company maintains bank account levels in excess of FDIC insurance limits. If the financial institutions in which the Company has its accounts has financial difficulties, the Company’s cash balances could be at risk.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance consists of the following:

	September 30, 2008	June 30, 2008
% of Accounts Receivable	81%	81%
# of Customers	1	2

	September 30, 2008	June 30, 2008
% of Accounts Receivable	81%	81%
# of Customers	1	2

The September 30, 2008 number represents one internal recruitment placement, and the June 30, 2008 number represents two franchise sales.

Revenue Recognition

Franchise agreements have terms ranging from five to ten years.  These agreements also include extension terms of five years, depending on contract terms, and if certain conditions are met.  The Company provides the use of the SearchPath trademarks, training, pre-opening assistance and operational assistance in exchange for franchise fees, royalty fees ranging from 3% to 7% of placement revenue, and advertising fees of .75% of placement revenue.

The Company recognizes revenues from the sale of franchises upon substantial performance by the Company of all material conditions relating to the initial fee.  Royalty and advertising fees are recognized as revenue when the franchisee recognizes the placement.  Placement fees are recognized when the placement is made by the Company.

Net Loss per Share

Basic loss per share is calculated by dividing net loss by the Company’s weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the company’s weighted average fair value of the common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  At September 30, 2008, the Company did not have any investments that would be considered cash equivalents.

Accounts Receivable
Accounts receivable are generally due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole.  The Company writes off accounts receivable when they become uncollectible.

Notes Receivable

Notes receivable are stated at fair value, net of an allowance for uncollectible accounts.  The fair value of the notes receivable is estimated by discounting future cash flows using the mid-term applicable federal rate at September 30, 2008 and June 30, 2008, respectively, unless the note includes a reasonably stated rate in the terms.  The Company determines its allowance based on payment history, length of time outstanding and previous history with the franchisee.  The Company writes off notes when they become uncollectible.  At September 30, 2008 and June 30, 2008, the allowance for uncollectible notes receivable totaled $171,000 and $180,200, respectively.

Property and Equipment

Depreciation of property and equipment is provided by use of the straight-line method over the following estimated useful lives of the assets:

Furniture and equipment	5 – 10 years

Advertising

Advertising and promotional costs are expensed as incurred.  During the 3 months ended September 30, 2008 and 2007, advertising expenses totaled $0 and $500, respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 will be effective for us beginning October 1, 2007. The cumulative effect of adopting FIN 48 had no effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are applied prospectively and had no effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This standard had no effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations,” replacing SFAS No. 141. SFAS No. 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. Statement No. 141R is effective for fiscal years beginning after December 15, 2008. Generally, the effect of Statement No. 141R on the Company’s financial position or results of operations will depend on future acquisitions.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51.” Statement No. 160 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 160.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes guidelines to report how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that Statement No. 161 will have on the Company’s disclosures regarding derivatives and hedging activities.

2. NOTES RECEIVABLE

Notes receivable consist of the following:	Sept. 30,	June 30,
	2008	2008

Notes due from franchisees, bearing interest with rates
ranging between 10.00% - 19.75%, with maturity dates
through June 15, 2009, secured by all business assets
of the franchisees	$379,489	$303,905

Various notes due from franchisees, with imputed interest at
2.97% at June 30, 2008, and various maturity dates
through June 30, 2017, secured by all business assets of
the franchisees	430,521	511,325
	$810,010	$815,230

Less: Allowance for potentially uncollectible principal and interest	(171,000)	(180,200)
Less: Current portion	(380,225)	(446,244)
	$258,785	$188,786

Future principal payments on the notes receivable are as follows:

YEAR ENDING
Sept. 30

2009	$194,812
2010	127,001
2011	23,195
2012	21,789
Thereafter	44,905
$411,702

3. INTANGIBLE ASSETS

Intangible assets, consisting of software, at September 30, 2008 and June 30, 2008, respectively totaled:

		Accumulated	Net Book
	Cost	Amortization	Value

September 30, 2008	$18,028	$13,395	$4,633

June 30, 2008	$18,028	$11,893	$6,135

Amortization of software is provided by use of the straight-line method over 3 years.  Amortization expense totaled $1,502 and $1,358 for the 3 months ended September 30, 2008 and September 30, 2007, respectively.

Future amortization expense is as follows:

YEAR ENDING SEPT 30,

2009	$ 4,199
2010	434

$ 4,633

4. RELATED PARTY TRANSACTIONS

At September 30, 2008 and June 30, 2008, due to related party represents amounts payable to a related party for various shared expenses, including rent, utilities, payroll, and insurance.  Shared expenses totaled $952 and $505 for the 3 months ended September 30, 2008 and September 30, 2007, respectively.  In addition, the related party had paid royalties and advertising fees to the Company in the amount of $450 and $525 for the 3 months September 30, 2008 and  September 30, 2007, respectively.

5. CONVERTIBLE DEBT

During the fiscal year ended June 30, 2006, the Company issued $273,450 of convertible debt.  The Company repaid $5,000 of the convertible debt during fiscal year ended June 30, 2007. During fiscal year ended June 30, 2008, the Company raised $323,294 of additional convertible debt for a total balance of $591,744 at June 30, 2008.  During the fiscal quarter ended September 30, 2008, the Company raised $75,000 of additional convertible debt for a total balance of $666,744 at September 30, 2008.  The debt can be converted into 3,563,090 shares of common stock on the earliest of the 30th day of the onset of public trading or the initial maturity date of the note, which was October 30, 2006 for the first note issued.  In the event the Company does not redeem the note in their entirety as of 540 days subsequent to the date of the note, April 30, 2007 for the first note issued, and the Company has not achieved public trading status, the holders shall have put rights to the Company for the unredeemed portion of the outstanding note, plus any accrued and unpaid interest.  As of the date of the financial statements, one holder has exercised his put right on the notes.  The holder has not been paid, and as a result he could file a judgment against the Company.  The debt accrues interest at an annual rate of 10%, which increased for a portion of the notes to 18% in March, 2007.  At  September 30, 2008 and June 30, 2008, accrued interest on the convertible debt totaled $138,246 and $114,716, respectively.  The accrued interest is recorded as an accrued expense on the accompanying balance sheets.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	Sept 30, 2008	June 30, 2008

Note payable in monthly installments of $2,000 through November 2008, and $7,120 in December 2008, including interest at 7.5%	$ 10,951	$ 16,674

Note payable in monthly installments of $500 through November 2008 and $1,000 through June 2012, including interest at 7.5%	39,063	39,822

Note payable in monthly installments of $2,200 in July 2008, $3,000 through November 2008, and $5,537 in December 2008, including interest at 9.25%	11,342	19,153

Note payable in monthly installments of $2,000 through June 2009, including interest at 6.99%	17,852	23,475

Non-interest bearing loan payable to franchisee, 5.75% of royalty and advertising fees the Company earns will offset the principle balance owed to the franchisee	44,372	46,844

	123,580	145,968
Less: Current portion	(59,996)	(82,384)

	$ 63,584	$ 63,584

7.           COMMITMENTS

Leases

The Company leases equipment under operating lease agreements.  Total lease expense for the 3 months ended September 30, 2008 and September 30, 2007 amounted to $3,147 and $3,147, respectively.

Future annual minimum payments under the agreements having remaining terms in excess of one year are as follows:

YEAR ENDING
September 30, 2008

2009	$12,165
2010	3,675
$15,840

The Company leases its office under an operating lease which expires in July 2010.  Rent expense for the 3 months ended September 30, 2008 and September 30, 2007 amounted to $17,752 and $10,063, respectively.  Minimum annual rentals under the remaining lease term are as follows:

YEAR ENDING
September 30, 2008

2009	$88,176
2010	88,176
2011	88,176
$264,528

Current lease expires July 30, 2010, and it is the intention of the Company to remain in this space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Form 10-Q to the “Company,” “SPI”, “we,” “our” or “us” means SearchPath International, Inc., except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sales or acquisitions of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, failure to properly integrate acquisitions, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. There are inherent risks and uncertainties and the following discussion of results of operations and financial condition should be read in conjunction with our financial statements and the accompanying notes included herein.

Summary of Our Business

SPI was incorporated in the State of Delaware on June 30, 2005.  The Company is a franchisor of talent acquisition services.  As of January 31, 2009, the Company has signed on 69 franchises.  Talent acquisition services are a relatively new concept in the human capital industry that include any and all services related to the identification, qualification, acquisition and retention of human capital.  The Company was created by the owner and founder of Pathfinder Search Partners of Cleveland, Inc. (“Pathfinder”).  Pathfinder, an Ohio corporation incorporated in 1998 as Sales Consultants of Shaker Heights, Inc., is an executive recruiting firm focusing on the permanent placement of personnel services.  Pathfinder is currently a franchisee of SearchPath International, and does business under the name “SearchPath of Cleveland Uptown”.

Upon establishing our corporate headquarters in Cleveland, Ohio in 2005, SPI began offering and selling franchises to expand its presence in the U.S.  The Company platform focuses on a “client-centric” set of service offerings that strives to be highly responsive to the ever-changing demands of today’s human capital market. This client focused mindset allows us to tailor each and every project to the specific needs and business line of our clients.

Our organization was founded and is led by driven, focused, highly successful recruiting and franchising professionals that bring dynamic, innovative ideas and proven track records of success to the SPI platform. Our goal is to continually introduce new concepts that help franchisees focus on long-term client and candidate retention, which drives revenue and keeps us competitive with our industry counterparts.

In conjunction with the evolution of the franchisor model, three primary sources of revenues are generated by the Company.  The Company recognizes revenues from the sale of franchises upon substantial performance by the Company of all material conditions relating to the initial fee.  Royalty and advertising fees are recognized as revenue when the franchisee recognizes the placement.  Placement fees are recognized when the placement is made by the Company.

Currently, the revenues generated from royalty and advertising fees are not sufficient to fund the operations of the Company.  Therefore, the Company is highly focused on franchise sales to increase its franchisee base and achieve critical mass to fund operations of the Company.  In conjunction with the franchise sales efforts, the Company is also focused on Corporate fees to fund the operations of the Company.

The Company will continue our aggressive pursuit of new franchises through its current resources.  Additionally, the Company intends to engage independent franchise brokers and employ additional Corporate staff to help facilitate rapid franchise growth.  Incentive plans will also be offered to our existing franchise owners to support the franchise sales efforts.  The Company is also exploring new financing partners to provide a wide variety of financing options to the franchisee that will increase the number of qualified franchisee candidates and increase cash received by the Company at the time of close for franchise sales.

As we continue to move forward, our primary focus is to increase royalty and advertising revenues from existing franchisees.  We have revitalized our training and coaching programs to increase placement activities of our existing franchisees and foster organic growth within the Company.

The Company will increase its focus on Corporate revenue generating activities through the addition of a variably-compensated full-time, committed resource to focus on Corporate placement activities including talent acquisition, business development and create a national accounts program.  Additionally, we intend to combine current execution expertise at SPI Corporate with the existing centralized research program to create a new revenue generating unit within the Company.  For a fixed or variably-based fee, this unit will assist all SPI franchisee offices with candidate identification and assist in placements.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources primarily private investors and vendor payment deferrals. In addition, in September 2008, we received net proceeds from convertible debentures in the amount of $75,000 which was used to fund operations. At September 30, 2008, our cash and cash equivalents totaled $9,392 and we had a working capital deficit of $1,019,023.

The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. In order to improve the Company's liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its efforts to raise additional financing. If successful in completing this financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future will have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

The following table sets forth our cash flows for the three months period ending:

	Sept. 30, 2008	Sept 30, 2007
Provided by (used in)
Operating activities	$(35,263)	$87,198
Investing activities	(3,980)	(137,254)
Financing activities	34,981	45,138
	$(4,262)	$(4,918)

Cash Flows From Operations
Our cash flows from operations include cash received from placement fees, recurring royalties and advertising fees, and franchise fees received   Cash used in operations include monthly operating expenses, the largest being salaries expense well exceeding over 50% of total operating expenses. Cash provided by operations decreased $122,461 from the prior period.  Although royalties and advertising fees collected during the period increased slightly, there was a substantial decrease in placement fees as noted below.

Investing Activities
Cash used in investing activities is primarily the cash used for equipment costs and software.  Cash from investing activities is collections on promissory notes for franchise fees that were financed up front by the Company offset by the issuance of new promissory notes.  Cash flows used in investing activities decreased from $137,254 to $3,980 primarily due to increased collections received on notes receivables.

Financing Activities
Cash flows from financing activities include cash proceeds from stock issuance and convertible note offerings and other cash received and used to pay operating expenses.  In 2008, cash flow from financing activities decreased $10,157 to $34,981.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

(UNAUDITED)

	Three Months Ended	Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Change ($)	Change (%)
Revenues
Franchise fee income	$96,000	$128,268	$(32,268)	(25)%
Royalties & advertising fees	61,580	57,230	4,350	8%
Other	55,932	186,981	(131,049)	(70)%
Total revenues	213,512	372,479	(158,967)	(43)%

Cost of revenues	58,102	144,370	(86,268)	(60)%
Gross profit	155,410	228,109	(72,699)	(32)%
Margin %	73%	61%

Operating expenses:
Compensation expense	159,521	160,651	(1,130)	(1)%
Other general and administrative	32,236	21,079	11,157	53%
Professional fees	57,052	26,223	30,829	118%
Facilities	29,608	26,655	2,953	11%
Reimbursable expenses	15,755	15,445	310	2%
Marketing & conferences	232	2,371	(2,139)	(90)%
Total operating expenses	294,404	252,424	41,980	17%
Operating income (loss)	(138,994)	(24,315)	(114,679)	(472)%

Interest expense	(25,853)	(7,537)	(18,316)	243%
Interest income	2,213	0	2,213	100%

Net Income (Loss)	$(162,634)	$(31,852)	$(130,782)	411%

Income

In 2008, Franchise Fee Revenues decreased by $32,268 to $96,000, a 25% reduction compared to the comparable period in 2007. The change is attributable to the decrease in sales by one franchise.  Four franchises were sold in 2007 compared to only three being sold in this period in 2008.

Royalties and Advertising Fee Income increased $4,350 due to the caliber of franchises being sold.  One franchise who had contributed substantially to royalties during the 2007 period had left by the 2008 period.  However several seasoned franchisees have recently joined the Company and we believe that we will continue to see an increase in this number.

Other Income decreased by $131,049 to 55,932.  Other income consists primarily of internal placements by the CEO.  This decrease is due to his redirection on the franchise side of the business versus personal recruiting production.

Cost of Revenues

Cost of revenues decreased by $86,268 to $58,102.  This decrease primarily reflects the decrease in placement fees due to the CEO focusing on franchise development and a portion of the decrease is due to less external franchise sales referrals.

The decrease in cost of goods sold from $144,370 in 2007 to $58,102 in 2008 is mostly due to the use of independent contractors who are paid higher commission on their placements.

Operating Expenses

Compensation expense decreased just slightly (less than 1%).  Only one substantial hire, Executive Director of Field Support was made from period to period, however to counter this increase during the period, the CEO had taken less compensation during these compared periods.

Other general and administrative expenses increased $11,157 to $32,236 a 53% increase, due to an increase in office expenses relating to new hires and initiating a new distribution method for information.

Professional fees saw a substantial increase of $30,829 to $57,052 due to the expenses incurred with a public offering.   Accounting expenses attribute to almost the entire increase.

Facilities expense saw only an 11% increase to $29,608, primarily due to a small increase in office rental fees.

Reimbursable expenses increased $310, a 2% increase due to controlling travel costs with increased gas prices during this time period.

Marketing & meetings/conference expenses decreased $2,139 to $232, a 90% decrease, due to the timing of certain conferences.

Interest Expense

Interest expense increased $18,316 to $25,853, a 243% increase due to a $398,294 increase in Convertible Notes balance from October 1, 2007 to September 30, 2008.

Interest Income
Total interest income earned on outstanding franchise fees notes receivables increased 100% from $0 to $2,213  due to more aggressive payment plans that include charging monthly interest on unpaid principal balances for all franchises financed through the Company effective July, 2007.

Revenue Recognition
Franchise agreements have terms ranging from five to ten years.  These agreements also include extension terms of five years, depending on contract terms and if certain conditions are met.  The Company provides the use of the SearchPath trademarks, training, pre-opening assistance and operational assistance in exchange for franchise fees, royalty fees ranging from 3% to 7% of placement revenue, and advertising fees of .75% of placement revenue.

The Company recognizes revenues from the sale of franchises upon substantial performance by the Company of all material conditions relating to the initial fee.  Royalty and advertising fees are recognized as revenue when the franchisee recognizes the placement.  Placement fees are recognized when the placement is made by the Company.

Accounts Receivable
Accounts receivable are generally due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole.  The Company writes off accounts receivable when they become uncollectible.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Notes Receivable
Notes receivable are stated at fair value, net of an allowance for uncollectible accounts.  The fair value of the notes receivable is estimated by discounting future cash flows using the mid-term applicable federal rate at date of financials.  The Company determines its allowance based on payment history, length of time outstanding and previous history with the franchisee.  The Company writes off notes when they become uncollectible

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The Company has no interests in or relationships with any special purpose entities or variable interest entities.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the “Evaluation Date”), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures, were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention.

Management’s Report on Internal Control over Financial Reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the fiscal quarter ended September 30, 2008, the Company offered and sold an aggregate of $75,000 of convertible notes.  These two convertible notes were offered and sold to accredited investors and are convertible at a price of $0.20 per share into the Company’s Common Stock at the earlier of: (i) at the holders election on the initial maturity date (one year from issuance) of each such note, or (ii) upon the thirtieth day following the onset public trading of the Company’s common stock. The date of sale and amount sold of such notes were follows:

Date                                Amount Sold
September 15, 2008                         $50,000
September 12, 2008                         $25,000

These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The offer and sale of the notes was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended September 30, 2008.

(b) Not applicable.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities.

The Company has $416,744 in notes that became due as of November 6, 2008 or sooner and are currently in default. The notes shall be due and payable upon written demand by holder if an event of default occurs.  The Company is currently working to correct the default. The Company continues to accrue interest on the notes at the stated annual interest rate of 10%.

As of December 31, 2008, accrued interest on the defaulted notes was $131,638 for a total arrearage of $548,382.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Per the May 27, 2008 employment agreement with Michael Woods, he would be entitled to a warrant for 75,000 shares to be included in the next registration statement (Form S-1 or equivalent) with an exercise price of $0.01.  The Company has not yet filed a registration statement; thus, the warrants have not been granted.

Item 6. Exhibits.

Exhibit Index

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchPath International, Inc.
(Registrant)

Date: March 12, 2009
By:           /s/ Thomas K. Johnston
Thomas K. Johnston, Director, Chief Executive
Officer, President and Chief Financial Officer