Form 10-Q
period 2008-12-31
SearchPath International Inc
filed 2009-03-16
CIK 1416886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008	or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________________________________

Commission File Number:                                                                                                                       005- 84737
SearchPath International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3171966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Euclid Avenue, Suite 325, Cleveland, Ohio	44115
(Address of principal executive offices)	(Zip Code)

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

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SearchPath International, Inc.
Balance Sheets
ASSETS
		(Unaudited)
	December 31, 2008		June 30, 2008
CURRENT ASSETS
Cash	$ 8,461		$ 13,654
Accounts receivable	12,500		47,500
Other receivables	615		11,401
Notes receivable	355,514		446,244
Prepaid expenses	38,133		34,956
	415,223		553,755

PROPERTY AND EQUIPMENT - AT COST
Furniture and equipment	17,887		17,887
Less: Accumulated depreciation	(10,208)		(8,122)
	7,679		9,765

OTHER ASSETS
Intangibles - net	3,631		6,135
Notes receivable - net	319,761		188,786
Deferred tax benefit	94,300		94,300
	417,692		289,221

	$ 840,594		$ 852,741

LIABILITIES
		(Unaudited)
		December 31, 2008	June 30, 2008
CURRENT LIABILITIES
Current portion of long-term debt		$45,159	$82,384
Accounts payable		292,281	141,426
Accrued expenses		702,001	497,777
Convertible debt		666,744	591,744
Due to related party		4,201	29,210
		1,710,386	1,342,541

LONG-TERM LIABILITIES
Long-term debt		63,584	63,584
		1,773,970	1,406,125

SHAREHOLDERS' DEFICIT

COMMON STOCK
$0.01 par value
Authorized	100,000,000 shares
Issued and outstanding	19,988,000 shares	195,480	195,480

ADDITIONAL PAID-IN CAPITAL		-	-

ACCUMULATED DEFICIT		(1,128,856)	(748,864)
		(933,376)	(553,384)

		$840,594	$852,741

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Operations and Accumulated Deficit
Three months ended December 31, 2008 and December 31, 2007
(Unaudited)
	2008		2007
		PERCENTAGE OF		PERCENTAGE OF
		NET REVENUES		NET REVENUES

REVENUES - NET
Franchise fees	$ 72,000	45.7%	$ 114,000	34.0%
Other	85,470	54.3	221,470	66.0
	157,470	100.0	335,470	100.0

COST OF SALES	37,712	24.0	110,390	32.9

GROSS PROFIT	119,758	76.0	225,080	67.1

OPERATING EXPENSES	308,822	196.1	408,597	121.8

LOSS FROM OPERATIONS	(189,064)	(120.1)	(183,517)	(54.7)

OTHER INCOME (EXPENSE)
Interest expense	(28,601)	(18.1)	(23,042)	(6.9)
Interest income	307	0.2	-	0.0
	(28,294)	(17.9)	(23,042)	(6.9)

NET LOSS BEFORE
PROVISION FOR INCOME
TAXES	(217,358)	(138.0)	(206,559)	(61.6)

PROVISION FOR INCOME
TAXES	-	-	-	-

NET LOSS	(217,358)	(138.0)%	(205,559)	(61.6)%

ACCUMULATED DEFICIT -
BEGINNING OF
PERIOD/YEAR	(911,498)		(329,881)

ACCUMULATED DEFICIT -
END OF PERIOD/YEAR	$ (1,128,856)		$ (535,440)

NET LOSS PER COMMON SHARE (BASIC AND DILLUTED)	(0.011)		(0.011)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	19,988,000		18,894,703

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Operations and Accumulated Deficit
Six months ended December 31, 2008 and December 31, 2007
(Unaudited)
	2008		2007
		PERCENTAGE OF		PERCENTAGE OF
		NET REVENUES		NET REVENUES

REVENUES - NET
Franchise fees	$ 168,000	45.3%	$ 242,268	34.2%
Other	202,982	54.7	465,681	65.8
	370,982	100.0	707,949	100.0

COST OF SALES	95,814	25.8	254,760	36.0

GROSS PROFIT	275,168	74.2	453,189	64.0

OPERATING EXPENSES	603,226	162.6	661,021	93.4

LOSS FROM OPERATIONS	(328,058)	(88.4)	(207,832)	(29.4)

OTHER INCOME (EXPENSE)
Interest expense	(54,454)	(14.7)	(30,579)	(4.3)
Interest income	2,520	0.7	0	0.0
	(51,934)	(14.0)	(30,579)	(4.3)

NET LOSS BEFORE
PROVISION FOR INCOME
TAXES	(379,992)	(102.4)	(238,411)	(33.7)

PROVISION FOR INCOME
TAXES	-	-	-	-

NET LOSS	(379,992)	(102.4)%	(238,411)	(33.7)%

ACCUMULATED DEFICIT -
BEGINNING OF
PERIOD/YEAR	(748,864)		(298,029)

ACCUMULATED DEFICIT -
END OF PERIOD/YEAR	$ (1,128,856)		$ (536,440)

NET LOSS PER COMMON SHARE (BASIC AND DILLUTED)	(0.019)		(0.013)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	19,988,000		18,894,703

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Cash Flows
Six months ended December 31, 2008 and December 31, 2007
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (379,992)	$ (238,411)
Adjustments to reconcile net loss to net cash
used in operating activities:
Add back (deduct) items not affecting cash:
Depreciation and amortization	4,590	4,176
Deferred revenue	-	25,500
Cash provided by (used in) changes in the following items:
(Increase) decrease in accounts receivable	35,000	(55,187)
(Increase) decrease in other receivables	10,786	(3,778)
Increase in prepaid expenses	(3,177)	(19,817)
Increase in deposits	-	(6,686)
Increase (decrease) in accounts payable	150,855	(14,020)
Increase in accrued expenses	204,224	336,242
Net cash provided by operating activities	22,286	28,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,292)
Acquisition of intangibles	-	(1,736)
Issuance of notes receivable	(130,975)	(183,724)
Collection of notes receivable	90,730	13,149
Net cash provided by investing activities	(40,245)	(175,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related party	(25,009)	1,824
Proceeds from convertible debt	75,000	147,000
Proceeds from long-term debt	-	44,890
Repayments of long-term debt	(37,225)	(12,461)
Increase (decrease) in due to shareholder	-	(18,500)
Net cash provided by financing activities	12,766	162,753

NET INCREASE IN CASH	(5,193)	15,169

CASH - BEGINNING OF PERIOD	13,654	8,007

CASH - END OF PERIOD	$ 8,461	$ 23,176

SearchPath International, Inc.
Notes to Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SearchPath International, Inc. (the Company) is a franchisor of search and recruitment franchises.  The franchisor and franchises’ primary focus is full time permanent placement of managerial, sales, professional and executive level positions in all industries and locations.  The Company sold five franchises and eight franchises during the six months ended December 31, 2008 and December 31, 2007, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  At December 31, 2008, the Company did not have any investments that would be considered cash equivalents.

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

Notes Receivable

Notes receivable are stated at fair value, net of an allowance for uncollectible accounts.  The fair value of the notes receivable is estimated by discounting future cash flows using the mid-term applicable federal rate at December 31, 2008 and June 30, 2008, respectively, unless the note includes a reasonably stated rate in the terms.  The Company determines its allowance based on payment history, length of time outstanding and previous history with the franchisee.  The Company writes off notes when they become uncollectible.  At December 31, 2008 and June 30, 2008, the allowance for uncollectible notes receivable totaled $132,020 and $180,200, respectively.

Property and Equipment

Depreciation of property and equipment is provided by use of the straight-line method over the following estimated useful lives of the assets:

Furniture and equipment	5 - 10 years

Advertising

Advertising and promotional costs are expensed as incurred.  No advertising and promotional expenses were incurred during the three months ended December 31, 2008 and 2007, and $0 and $500 were incurred for the six months ended December 31, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations,” replacing SFAS No. 141. SFAS No. 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. Statement No. 141R is effective for fiscal years beginning after December 15, 2008. Generally, the effect of Statement No. 141R on the Company’s financial position or results of operations will depend on future acquisitions.

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

2.      NOTES RECEIVABLE

Notes receivable consist of the following:		Dec. 31,	June 30,
		2008	2008

Notes due from franchisees, bearing interest with rates
ranging between 10.00% - 19.75%, with maturity dates
through June 15, 2009, secured by all business assets
of the franchisees		$445,385	$303,905

Various notes due from franchisees, with imputed interest at
2.97% at June 30, 2008, and various maturity dates
through June 30, 2017, secured by all business assets of
the franchisees		400,890	511,325
		$846,275	$815,230

Less: Allowance for potentially uncollectible principal
and interest		(171,000)	(180,200)
Less: Current portion		(355,514)	(446,244)
		$319,761	$188,786
Future principal payments on the notes receivable are as follows:

YEAR ENDING
Dec. 31

2009	$195,632
2010	121,756
2011	23,228
2012	18,936
Thereafter	39,201
	$398,753

3.       INTANGIBLE ASSETS

Intangible assets, consisting of software, at December 31, 2008 and June 30, 2008, respectively totaled:

		Accumulated	Net Book
	Cost	Amortization	Value

December 31, 2008	$18,028	$14,397	$3,631

June 30, 2008	$18,028	$11,893	$6,135

Amortization of software is provided by use of the straight-line method over 3 years.  Amortization expense totaled $1,002 and $1,358 for the three months ended December 31, 2008 and 2007, respectively, and $2,504 and $2,716 for the six months ended December 31, 2008 and December 31, 2007, respectively.

Future amortization expense is as follows:

YEAR ENDING Dec 31,

2009	$ 3,197
2010	434

$ 3,631

4.      RELATED PARTY TRANSACTIONS

At December 31, 2008 and June 30, 2008, due to related party represents amounts payable to a related party for various shared expenses, including rent, utilities, payroll, and insurance.  Shared expenses totaled $419 and $847 for the three months ended December 31, 2008 and 2007, respectively, and $1,020 and $1,961 for the six months ended December 31, 2008 and December 31, 2007, respectively.  In addition, the related party had paid royalties and advertising fees to the Company in the amount of $450 and $731 for the three months ended December 31, 2008 and 2007, respectively, and $450 and $1,500 for the six months ended December 31, 2008 and December 31, 2007, respectively.

5.      CONVERTIBLE DEBT

During the fiscal year ended June 30, 2006, the Company issued $273,450 of convertible debt.  The Company repaid $5,000 of the convertible debt during fiscal year ended June 30, 2007. During fiscal year ended June 30, 2008, the Company raised $323,294 of additional convertible debt for a total balance of $591,744 at June 30, 2008.  During the fiscal quarter ended September 30, 2008, the Company raised $75,000 of additional convertible debt for a total balance of $666,744 at September 30, 2008, no additional capital was raised through convertible debt as of December 31, 2008.  The debt can be converted into 3,563,090 shares of common stock on the earliest of the 30th day of the onset of public trading or the initial maturity date of the note, which was October 30, 2006 for the first note issued.  In the event the Company does not redeem the note in their entirety as of 540 days subsequent to the date of the note, April 30, 2007 for the first note issued, and the Company has not achieved public trading status, the holders shall have put rights to the Company for the unredeemed portion of the outstanding note, plus any accrued and unpaid interest.  As of the date of the financial statements, one holder has exercised his put right on the notes.  The holder has not been paid, and as a result he could file a judgment against the Company.  The debt accrues interest at an annual rate of 10%, which increased for a portion of the notes to 18% in March, 2007.  At December 31, 2008 and June 30, 2008, accrued interest on the convertible debt totaled $157,036 and $114,716, respectively.  The accrued interest is recorded as an accrued expense on the accompanying balance sheets

6.      LONG-TERM DEBT

Long-term debt consisted of the following:

	Dec 31, 2008	June 30, 2008

Note payable in monthly installments of $2,000 through November 2008, and $7,120 in December 2008, including interest at 7.5%	$ 7,076	$ 16,674

Note payable in monthly installments of $500 through November 2008 and $1,000 through June 2012, including interest at 7.5%	38,550	39,822

Note payable in monthly installments of $2,200 in July 2008, $3,000 through November 2008, and $5,537 in December 2008, including interest at 9.25%	5,495	19,153

Note payable in monthly installments of $2,000 through June 2009, including interest at 6.99%	15,956	23,475

Non-interest bearing loan payable to franchisee, 5.75% of royalty and advertising fees the Company earns will offset the principle balance owed to the franchisee	41,666	46,844

	108,743	145,968
Less: Current portion	(45,159)	(82,384)

	$ 63,584	$ 63,584

7.           COMMITMENTS

Leases

The Company leases equipment under operating lease agreements.  Total lease expense amounted to $2,921 and $3,342 for the three months ended December 31, 2008 and 2007, and $6,256 and $6,620 for the six months ended December 31, 2008 and 2007, respectively.

Future annual minimum payments under the agreements having remaining terms in excess of one year are as follows:

YEAR ENDING
December 31, 2008

2009	$12,816
2010	11,730
$24,546

The Company leases its office under an operating lease which expires in July 2010.  Rent expense amounted to $16,258 and $7,088 for the three months ended December 31, 2008 and 2007, and $26,356 and $27,020 for the six months ended December 31, 2008 and 2007, respectively.  Minimum annual rentals under the remaining lease term are as follows:

YEAR ENDING
December 31, 2008

2009	$88,176
2010	88,176
2011	88,176
$264,528

Current lease expires July 30, 2010, and it is the intention of the Company to remain in this space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Form 10-Q to the “Company,” “SPI,” “we,” “our” or “us” means SearchPath International, Inc., except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sales or acquisitions of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Summary of Our Business

SPI was incorporated in the State of Delaware on June 30, 2005.  The Company is a franchisor of talent acquisition services.  As of February 23, 2009, the Company has signed on 69 franchises.  Talent acquisition services are a relatively new concept in the human capital industry that include any and all services related to the identification, qualification, acquisition and retention of human capital.  The Company was created by the owner and founder of Pathfinder Search Partners of Cleveland, Inc. (“Pathfinder”).  Pathfinder, an Ohio corporation incorporated in 1998 as Sales Consultants of Shaker Heights, Inc., is an executive recruiting firm focusing on the permanent placement of personnel services.  Pathfinder is currently a franchisee of SearchPath International, and does business under the name “SearchPath of Cleveland Uptown”.

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

 The Company will continue our aggressive pursuit of new franchises through its current resources.  Additionally, the Company intends to engage independent franchise brokers and employ additional Corporate staff to help facilitate rapid franchise growth.  Incentive plans have been offered to our existing franchise owners to support the franchise sales efforts.  The Company is also exploring new financing partners to provide a wide variety of financing options to the franchisee that will increase the number of qualified franchisee candidates and increase cash received by the Company at the time of close for franchise sales.

As we continue to move forward, our primary focus is to increase royalty and advertising revenues from existing franchisees.  As of December 2008, we have revamped our training and coaching programs which will commence in January 2009 to assist in increasing placement activities of our existing franchisees and foster organic growth within the Company.

The Company has increased and will continue to focus on Corporate revenue generating activities through the addition of a variably-compensated full-time, committed resource to focus on Corporate placement activities including talent acquisition, business development and create a national accounts program in the future.  Additionally, we intend to combine current execution expertise at SPI Corporate with the existing centralized research program to create a new revenue generating unit within the Company in 2009.  For a fixed or variably-based fee, this unit will assist all SPI franchisee offices with candidate identification and assist in placements.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources primarily private investors and vendor payment deferrals. No additional net proceeds from convertible debentures were received in the December quarter; however we are actively pursuing this avenue. At December 31, 2008, our cash and cash equivalents totaled $8,461 and we had a working capital deficit of $1,295,163.

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

The following table sets forth our cash flows for six month period ending:

	Dec. 31, 2008	Dec 31, 2007
Provided by (used in)
Operating activities	$22,286	$28,019
Investing activities	(40,245)	(175,603)
Financing activities	12,766	162,753
	$(5,193)	$15,169

Cash Flows From Operations
Our cash flows from operations include cash received from placement fees, recurring royalties and advertising fees, and franchise fees received.  Cash used in operations include monthly operating expenses, the largest being salaries expense well exceeding over 50% of total operating expenses.  Cash used in operations decreased $5,733 to $22,286 from the prior period.  This decrease is primarily due to an increase in accounts payable and accrued expenses which are to be paid in the first calendar quarter 2009.

Investing Activities
Cash used in investing activities is used for operations as well as equipment costs and software.  Cash from investing activities is collections on promissory notes for franchise fees that were financed up front by the Company offset by the issuance of new promissory notes.  Cash flows used in investing activities decreased from $175,603 to $40,245 primarily due to collections of notes receivable.

Financing Activities
Cash flows from financing activities include cash proceeds from stock issuance and convertible note offerings and other cash received and used to pay operating expenses.  In December 2008, cash flow from financing activities decreased $149,987 to $12,766 from the prior period.  This substantial decrease is due to $72,000 less in convertible debt, no current year proceeds from long-term debt, and repayments made on long-term debt.

Results of Operations

Results of Operations for the Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007.
(UNAUDITED)
	Dec. 31, 2008	Dec 31, 2007	Change ($)	Change (%)
Revenues
Franchise fee income	$168,000	$242,268	$(74,268)	(31)%
Royalties & advertising fees	121,148	146,563	(25,415)	(17)%
Other	81,834	319,118	(237,284)	(74)%
Total revenues	370,982	707,949	(336,967)	(48)%

Cost of revenues	95,814	254,760	(158,946)	(62)%
Gross profit	275,168	453,189	(178,021)	(39)%
Margin%	74%	64%

Operating expenses:
Compensation expense	332,337	440,278	(107,941)	(25)%
Other general and administrative	80,569	49,443	31,126	63%
Professional fees	86,348	68,154	18,194	27%
Facilities	58,976	51,161	7,815	15%
Reimbursable expenses	33,848	41,312	(7,464)	(18)%
Marketing & conferences	11,148	10,673	475	(4)%
Total operating expenses	603,226	661,021	(57,795)	(9)%
Operating income (loss)	(328,058)	(207,832)	(120,226)	(58)%

Interest expense	(54,454)	(30,579)	(23,875)	78%
Interest income	2,520	-	2,520	100%

Net Income (Loss)	$(379,992)	$(238,411)	$(141,581)	59%

Income

In 2008, Franchise Fee Revenues decreased by $74,268 to $168,000, a 31% reduction compared to the comparable period in 2007. The change is attributable to the decrease in sales by three franchises.  Eight franchises were sold in 2007 compared to only five being sold in this period in 2008.

Royalties and Advertising Fee Income decreased $25,415 due to an economic shift with many industries going on hiring freezes thus reducing the opportunity for placements.  In addition, one franchise who had contributed substantially to royalties during the 2007 period had left by the 2008 period.  However several seasoned franchisees have recently joined the Company and we believe that we will continue to see an increase in this number.

Other Income decreased by $237,285 to 81,834.  Other income consists primarily of internal placements by the CEO.  This decrease is due to his redirection on the franchise side of the business versus personal recruiting production.

Cost of Revenues

Cost of revenues decreased by $158,946 to $95,814.  This decrease is relatively proportional the decrease in placement fees due to the CEO focusing on franchise development and a portion of the decrease is due to less external franchise sales referrals, less commissions were paid because there were fewer placements made.

Operating Expenses

Compensation expense decreased approximately 25% to $332,337.  One individual was terminated in November and two in December, thus decreasing the overall compensation expense.

Other general and administrative expenses increased $31,126 to $80,569 a 63% increase, the largest increase is in expenses related to taking the company public.

Professional fees saw an increase of $18,194 to $86,348 due to the expenses incurred with a public offering.

Facilities expense saw only a 15% increase to $58,976, primarily due to a small increase in office rental fees which is based on a sliding scale.

Reimbursable expenses decreased $7,464, an 18% decrease due to controlling travel costs and a reduction in reward incentives.

Marketing & meetings/ conferences expenses increased $475 to $11,148, a 4% increase.

Interest Expense

Interest expense increased $23,875 to $54,454, a 78% increase due to an increase in Convertible Notes balance during this time period.

Interest Income

Total interest income earned on outstanding franchise fees notes receivables increased 100% from $0 to $2,520  due to more aggressive payment plans that include charging monthly interest on unpaid principal balances for all franchises financed through the Company effective July, 2007.

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

(a) The Company did not issue or sell any securities during the quarter ended December 31, 2008.

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