Form 10-Q
period 2009-03-31
SearchPath International Inc
filed 2009-06-01
CIK 1416886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2009     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________________________________
Commission File Number:                                                      000-53277
SearchPath International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3171966

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1350 Euclid Avenue, Suite 325, Cleveland, Ohio		44115
(Address of principal executive offices)		(Zip code)

	(216) 912-1500
	Registrant’s telephone number,including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.__X__YES         ____ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

As of May 14, 2009, 22,988,000 shares of the issuer’s common stock were issued and outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SearchPath International, Inc.
Balance Sheets
ASSETS

	March 31, 2009 (Unaudited)	June 30, 2008 (Unaudited)
CURRENT ASSETS
Cash	$ 10,575	$ 13,654
Accounts receivable	84,788	47,500
Other receivables	615	11,401
Notes receivable	242,900	446,244
Prepaid expenses	22,931	34,956
	361,809	553,755

PROPERTY AND EQUIPMENT - AT COST
Furniture and equipment	17,887	17,887
Less: Accumulated depreciation	(11,103)	(8,122)
	6,784	9,765

OTHER ASSETS
Intangibles - net	1,628	6,135
Notes receivable - net	319,761	188,786
Deferred tax benefit	94,300	94,300
	415,689	289,221

	$ 784,282	$ 852,741

LIABILITIES

		March 31, 2009 (Unaudited)	June 30, 2008 (Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt		$ 34,077	$ 82,384
Accounts payable		210,817	141,426
Accrued expenses		714,012	497,777
Convertible debt		621,744	591,744
Due to related parties		164,736	29,210
		1,745,386	1,342,541

LONG-TERM DEBT		63,584	63,584
		1,808,970	1,406,125

SHAREHOLDERS' DEFICIT

COMMON STOCK
$0.01 par value
Authorized	100,000,000 shares
Issued and outstanding	22,988,000 shares	240,480	195,480

ACCUMULATED DEFICIT		(1,265,168)	(748,864)
		(1,024,688)	(553,384)

		$ 784,282	$ 852,741

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Operations and Accumulated Deficit
Three months ended March 31, 2009 and March 31, 2008

	2009		2008
		PERCENTAGE OF		PERCENTAGE OF
		NET REVENUES		NET REVENUES

REVENUES - NET
Franchise fees	$ 76,725	44.2%	$ 198,044	69.0%
Other	96,707	55.8	88,982	31.0
	173,432	100.0	287,026	100.0

COST OF SALES	16,547	9.5	38,647	13.5

GROSS PROFIT	156,885	90.5	248,379	86.5

OPERATING EXPENSES	279,341	161.1	249,187	86.8

LOSS FROM OPERATIONS	(122,456)	(70.6)	(808)	(0.3)

OTHER INCOME (EXPENSE)
Interest expense	(14,112)	(8.1)	(20,695)	(7.2)
Interest income	256	0.1	25,774	9.0
	(13,856)	(8.0)	5,079	1.8

NET INCOME (LOSS) BEFORE
PROVISION FOR INCOME
TAXES	(136,312)	(78.6)	4,271	1.5

PROVISION FOR INCOME
TAXES	-		-

NET INCOME (LOSS)	(136,312)	(78.6)%	4,271	1.5%

ACCUMULATED DEFICIT -
BEGINNING OF
PERIOD	(1,128,856)		(536,440)

ACCUMULATED DEFICIT -
END OF PERIOD	$ (1,265,168)		$ (532,169)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	(0.0063)		(0.0002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	21,336,315		18,964,667

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Operations and Accumulated Deficit
Nine months ended March 31, 2009 and March 31, 2008

	2009		2008
		PERCENTAGE OF		PERCENTAGE OF
		NET REVENUES		NET REVENUES

REVENUES - NET
Franchise fees	$ 244,725	45.0%	$ 440,312	44.3%
Other	299,689	55.0	554,663	55.7
	544,414	100.0	994,975	100.0

COST OF SALES	112,361	20.6	293,407	29.5

GROSS PROFIT	432,053	79.4	701,568	70.5

OPERATING EXPENSES	882,567	162.1	910,208	91.5

LOSS FROM OPERATIONS	(450,514)	(82.7)	(208,640)	(21.0)

OTHER INCOME (EXPENSE)
Interest expense	(68,566)	(12.6)	(51,274)	(5.1)
Interest income	2,776	0.5	25,774	2.6
	(65,790)	(12.1)	(25,500)	(2.5)

NET LOSS BEFORE
PROVISION FOR INCOME
TAXES	(516,304)	(94.8)	(234,140)	(23.5)

PROVISION FOR INCOME
TAXES	-	-	-	-

NET LOSS	(516,304)	(94.8)%	(234,140)	(23.5)%

ACCUMULATED DEFICIT -
BEGINNING OF
PERIOD	(748,864)		(298,029)

ACCUMULATED DEFICIT -
END OF PERIOD	$ (1,265,168)		$ (532,169)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	(0.026)		(0.012)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	21,336,315		18,964,667

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Statements of Cash Flows
Nine months ended March 31, 2009 and March 31, 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (516,304)	$ (234,140)
Adjustments to reconcile net loss to net cash
used in operating activities:
Add back items not affecting cash:
Depreciation and amortization	7,488	6,806
Bad debts	33,768	30,900
Cash provided by (used in) changes in the following items:
(Increase) decrease in accounts receivable	(37,288)	11,813
Decrease in other receivables	10,786	3,743
(Increase) decrease in prepaid expenses	12,025	(30,899)
Increase (decrease) in accounts payable	163,230	(36,923)
Increase in accrued expenses	216,235	185,446
Net cash used in operating activities	(110,060)	(63,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,290)
Acquisition of intangibles	-	(1,735)
Issuance of notes receivable	(130,975)	(257,111)
Collection of notes receivable	75,737	-
Net cash used in investing activities	(55,238)	(262,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related parties	135,526	101,499
Proceeds from convertible debt	75,000	148,294
Proceeds from long-term debt	-	79,070
Repayments of long-term debt	(48,307)	-
Net cash provided by financing activities	162,219	328,863

NET INCREASE (DECREASE) IN CASH	(3,079)	3,473

CASH - BEGINNING OF PERIOD	13,654	8,007

CASH - END OF PERIOD	$ 10,575	$ 11,480

The accompanying notes are an integral part of these financial statements.

SearchPath International, Inc.
Notes to Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SearchPath International, Inc. (the Company) is a franchisor of search and recruitment franchises.  The franchisor and franchises’ primary focus is full time permanent placement of managerial, sales, professional and executive level positions in all industries and locations.  The Company sold seven franchises and sixteen franchises during the nine months ended March 31, 2009 and March 31, 2008, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. From time to time, the Company maintains bank account levels in excess of FDIC insurance limits. If the financial institutions in which the Company has its accounts have financial difficulties, the Company’s cash balances could be at risk.

Revenue Recognition

Franchise agreements have terms ranging from five to ten years.  These agreements also include extension terms of five years, depending on contract terms and if certain conditions are met.  The Company provides the use of the SearchPath trademarks, training and education, pre-opening assistance and operational assistance in exchange for franchise fees, royalty fees ranging from 3% to 7% of placement revenue and advertising fees of .75% of placement revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  At March 31, 2009, the Company did not have any investments that would be considered cash equivalents.

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

Notes Receivable

Notes receivable are stated at fair value, net of an allowance for uncollectible accounts.  The fair value of the notes receivable is estimated by discounting future cash flows using the mid-term applicable federal rate at March 31, 2009 and June 30, 2008, respectively, unless the note includes a reasonably stated rate in the terms.  The Company determines its allowance based on payment history, length of time outstanding and previous history with the franchisee.  The Company writes off notes when they become uncollectible.  At March 31, 2009 and June 30, 2008, the allowance for uncollectible notes receivable totaled $171,000 and $180,200, respectively.

Property and Equipment

Depreciation of property and equipment is provided by use of the straight-line method over the following estimated useful lives of the assets:

Furniture and equipment	5 - 10 years

Advertising

Advertising and promotional costs are expensed as incurred.  No advertising and promotional expenses were incurred during the three months ended March 31, 2009 and 2008, and $0 and $500 were incurred for the nine months ended March 31, 2009 and 2008, respectively.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 was effective for the Company beginning October 1, 2007. The cumulative effect of adopting FIN 48 had no effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations,” replacing SFAS No. 141. SFAS No. 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. Statement No. 141R is effective for fiscal years beginning after December 15, 2008. Generally, the effect of Statement No. 141R on the Company’s financial position or results of operations will depend on future acquisitions.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes guidelines to report how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that Statement No. 161 will have on the Company’s disclosures regarding derivatives and hedging activities.

2.      NOTES RECEIVABLE

Notes receivable consist of the following:		March 31,	June 30,
		2009	2008
Notes due from franchisees, bearing interest with rates
ranging between 10.00% - 19.75%, with maturity dates
through February 28, 2012, secured by all business
assets of the franchisees		$324,396	$303,905

Various notes due from franchisees, with imputed interest at
2.97% at March 31, 2009, and various maturity dates
through June 30, 2017, secured by all business assets of		409,265	511,325
the franchisees		733,661	815,230

Less: Allowance for potentially uncollectible principal		(171,000)	(180,200)
Less: Current portion		(242,900)	(446,244)
		$319,761	$188,786
Future principal payments on the notes receivable are as follows:

YEAR ENDING
MARCH 31,

2009	$133,041
2010	108,942
2011	21,857
2012	17,466
Thereafter	38,455
	$319,761

3.       INTANGIBLE ASSETS

Intangible assets, consisting of software, at March 31, 2009 and June 30, 2008 totaled:

		Accumulated	Net Book
	Cost	Amortization	Value
March 31, 2009	$18,028	$16,400	$1,628

June 30, 2008	$18,028	$11,893	$6,155

Amortization of software is provided by use of the straight-line method over 3 years.  Amortization expense totaled $1,502 and $1,508 for the three months ended March 31, 2009 and 2008, respectively, and $4,507 and $4,507 for the nine months ended March 31, 2009 and March 31, 2008, respectively.

Future amortization expense is as follows:

YEAR ENDING MARCH 31,

2009	$1,339
2010	289

$1,628

4.      RELATED PARTY TRANSACTIONS

At March 31, 2009 and June 30, 2008, due to related party represents amounts payable to a related party for various shared expenses, including rent, utilities, payroll and insurance.  Shared expenses totaled $0 and $1,116 for the three months ended March 31, 2009 and 2008, respectively, and $882 and $2,733 for the nine months ended March 31, 2009 and March 31, 2008, respectively.  In addition, the related party paid royalties and advertising fees to the Company in the amount of $0 and $1,744 for the three months ended March 31, 2009 and 2008, respectively, and $0 and $3,975 for the nine months ended March 31, 2009 and March 31, 2008, respectively.  The amounts above totaling $0 for both shared expenses and royalty payments is attributed to the related party having no employees during this time period.

5.      CONVERTIBLE DEBT

Durng the fiscal year ended June 30, 2006, the Company issued $273,450 of convertible debt.  The Company repaid $5,000 of the convertible debt during fiscal year ended June 30, 2007. During fiscal year ended June 30, 2008, the Company raised $323,294 of additional convertible debt for a total balance of $591,744 at June 30, 2008.  During the fiscal quarter ended September 30, 2008, the Company raised $75,000 of additional convertible debt for a total balance of $666,744 at September 30, 2008.   No additional capital was raised through convertible debt as of March 31, 2009; however, a note holder converted $45,000 of debt into three million shares of equity during the quarter ended March 31, 2009.

The debt can be converted into 3,563,090 shares of common stock on the earliest of the 30th day of the onset of public trading or the initial maturity date of the note, which was October 30, 2006 for the first note issued.  In the event the Company does not redeem the notes in their entirety as of 540 days subsequent to the date of the note, April 30, 2007 for the first note issued, and the Company has not achieved public trading status, the holders shall have put rights to the Company for the unredeemed portion of the outstanding note, plus any accrued and unpaid interest.  As of the date of the financial statements, one holder has exercised his put right on the notes.  The holder has not been paid, and as a result he could file a judgment against the Company.  The debt accrues interest at an annual rate of 10%, which increased for a portion of the notes to 18% in March 2007.  At December 31, 2008 and June 30, 2008, accrued interest on the convertible debt totaled $168,544 and $114,716, respectively.  The accrued interest is recorded as an accrued expense on the accompanying balance sheets.

6.      LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2009	June 30, 2008

Note payable in monthly installments of $2,000 through November 2008, and $7,120 in December 2008, including interest at 7.5%	$-	$16,674

Note payable in monthly installments of $500 through November 2008, and $1,000 through June 2012, including interest at 7.5%	37,791	39,822

Note payable in monthly installments of $2,200 in July 2008, $3,000 through November 2008, and $5,537 in December 2008, including interest at 9.25%. $5,495 plus interest still due	5,495	19,153

Note payable in monthly installments of $2,000 through June 2009, including interest at 6.99%	15,956	23,475

Non-interest bearing loan payable to franchisee, 5.75% of royalty and advertising fees the Company earns will offset the principle balance owed to the franchisee	38,419	46,844
	97,661	145,968
Less: Current portion	(34,077)	(82,384)

	$63,584	$63,584

7.           COMMITMENTS

Leases

The Company leases equipment under operating lease agreements.  Total lease expense amounted to $3,963 and $3,154 for the three months ended March 31, 2009 and 2008, respectively, and $9,509 and $10,643 for the nine months ended March 31, 2009 and 2008, respectively.

Future annual minimum payments under the agreements having remaining terms in excess of one year are as follows:

YEAR ENDING
MARCH 31,

2009	$9,648
2010	11,769
2011	7,070
$28,487

The Company leases its office under an operating lease which expires in July 2011.  Rent expense amounted to $22,529 and $15,362 for the three months ended March 31, 2008 and 2009, respectively, and $62,918 and $52,969 for the nine months ended March 31, 2009 and 2008, respectively.  Minimum annual rentals under the remaining lease term are as follows:

YEAR ENDING
MARCH 31,

2009	$67,600
2010	91,200
2011	91,200
$250,000

The current lease expires July 30, 2011, and it is the intention of the Company to remain in this space.

8.           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH FINANCING ACTIVITIES:

The Company assigned $127,608 of notes receivable to a professional services firm in exchange for payment of $93,839 of outstanding invoices.  The remaining $33,768 was charged to bad debt expense.

The Company converted debt notes of $45,000 into three million shares of common stock.

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

Summary of Our Business

SPI was incorporated in the State of Delaware on June 30, 2005.  The Company is a franchisor of talent acquisition services.  As of May 5, 2009, the Company has signed on 73 franchises; however, the Company has recently been restricted from selling any further franchises in many states because it has not completed its fiscal 2008 year end audit, as required by a majority of states, due to financial constraints.  This will likely have an adverse impact on future revenue and growth until the required audit is finished.

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

The Company will continue our aggressive pursuit of new franchises through its current resources.  Additionally, the Company intends to engage independent franchise brokers and employ additional Corporate staff to help facilitate rapid franchise growth.  Incentive plans have been offered to our existing franchise owners to support the franchise sales efforts.  The Company is also exploring new financing partners to provide a wide variety of financing options to the franchisee that will increase the number of qualified franchisee candidates and increase cash received by the Company at the time of close for franchise sales.  Note, however, as mentioned above, the Company has recently been restricted from selling any further franchises in many states because it has not completed its fiscal 2008 year end audit, as required by a majority of states, due to financial constraints.

As we continue to move forward, our primary focus is to increase royalty and advertising revenues from existing franchisees.  As of December 2008, we have revamped our training and coaching programs which have commenced in January 2009 to assist in increasing placement activities of our existing franchisees and foster organic growth within the Company.

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

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources primarily private investors and vendor payment deferrals. No additional net proceeds from convertible debentures were received in the March quarter; however we are actively pursuing this avenue. At March 31, 2009, our cash totaled $10,575 and we had a working capital deficit of $1,400,541.

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

The following table sets forth our cash flows for nine month period ending:
	MARCH 31, 2009	MARCH 31, 2008
Provided by (used in)
Operating activities	$(110,060)	$(63,254)
Investing activities	(55,238)	(262,136)
Financing activities	162,219	328,863
	$(3,079)	$3,473

Cash Flows From Operations
Our cash flows from operations include cash received from placement fees, recurring royalties and advertising fees, and franchise fees received.  Cash used in operations include monthly operating expenses, the largest being salaries expense well exceeding over 50% of total operating expenses.  Cash used in operations increased $46,806 to $110,060 from the prior period.  This increase is primarily due to a decrease in accounts payable and accrued expenses as we continue to pay off debt and the assignment of certain notes receivable.

Investing Activities
Cash used in investing activities is used for operations as well as equipment costs and software.  Cash from investing activities is collections on promissory notes for franchise fees that were financed up front by the Company offset by the issuance of new promissory notes.  Cash flows used in investing activities decreased $206,898 to $55,238 primarily due to collections and assignment of certain of notes receivable.

Financing Activities
Cash flows from financing activities include cash proceeds from stock issuance and convertible note offerings and other cash received from related parties and used to pay operating expenses.  Cash flows from financing activities decreased $166,644 to $162,219 from the prior period.  This substantial decrease is due to $73,294 less in convertible debt, no current year proceeds from long-term debt, and repayments made on long-term debt.

Results of Operations

Results of operations for the nine months ended March 31, 2009 compared to nine months ended March 31, 2008.
(UNAUDITED)
	MARCH 31, 2009	MARCH 31, 2008	Change ($)	Change (%)
Revenues
Franchise fee income	$244,725	$440,312	$(195,587)	(44)%
Royalties & advertising fees	197,748	187,731	10,017	5%
Other	101,941	366,932	(264,991)	(72)%
Total revenues	544,414	994,975	(450,561)	(45)%

Cost of revenues	112,361	293,407	(181,046)	(62)%
Gross profit	432,053	701,568	(269,515)	(38)%
Margin%	79%	71%

Operating expenses:
Compensation expense	459,277	570,322	(111,045)	(19)%
Other general and administrative	100,121	80,797	19,324	24%
Professional fees	139,573	80,144	59,429	74%
Facilities	90,251	75,098	15,153	20%
Reimbursable expenses	46,719	58,300	(11,581)	(20)%
Bad Debt	33,768	30,900	2,868	9%
Marketing & conferences	12,858	14,647	(1,789)	(12)%
Total operating expenses	882,567	910,208	(27,641)	(3)%
Operating loss	(450,514)	(208,640)	(241,874)	116%

Interest expense	(68,566)	(51,274)	(17,292)	34%
Interest income	2,776	25,774	(22,998)	(89)%

Net loss	$(516,304)	$(234,140)	$(282,164)	121%

Income

In 2009, franchise fee revenues decreased by $195,587 to $244,725, a 44% reduction compared to the comparable period in 2008. The change is attributable to the decrease in sales by eight franchises.  Fifteen franchises were sold in 2008 compared to only seven being sold in this period in 2009.  However a good portion of the fifteen sold in the 2008 period had been substantially reduced due to acknowledging prior agreements.

Royalties and advertising fee income increased $10,017 despite a slower economy.  We believe this to be attributed to our franchisees becoming more proficient in their recruiting skills and several of the newer franchises joining the Company are assisting in the increase of royalties.  Note that there was an increase even though one franchise who had contributed substantially to royalties during the 2008 period had left by the 2009 period.

Other income decreased by $264,991 to $101,941.  Other income consists primarily of internal placements by the CEO.  This decrease is due to his redirection on the franchise side of the business versus personal recruiting production.

Cost of Revenues

Cost of revenues decreased by $181,046 to $112,361.  This decrease is relatively proportional to the decrease in placement fees due to the CEO focusing on franchise development and a portion of the decrease is due to less external franchise sales referrals, less commissions were paid because there were fewer placements made.

Operating Expenses

Compensation expense has decreased approximately 19% to $459,277.  One individual was terminated in November and two in December, thus decreasing the overall compensation expense.

Other general and administrative expenses increased $19,324 to $100,121 a 24% increase, the largest increase is in expenses related to taking the company public.

Professional fees saw an increase of $59,429 to $139,573 due to the expenses incurred with a public offering.

Facilities expense saw only a 20% increase to $90,251 primarily due to a small increase in office rental fees which is based on a sliding scale.

Reimbursable expenses decreased $11,581, a 20% decrease due to controlling travel costs and a reduction in staff.

Bad debt expense increased $2,868 to $33,768 a 9% increase; and marketing and conferences expense  decreased $1,789 to $12,858, a 12% decrease.

Interest Expense

Interest expense increased $17,292 to $68,566, a 34% increase primarily due to the issuance of additional notes during this time period, and additional interest on promissory notes.

Interest Income

Total interest income earned on outstanding franchise fees notes receivables decreased 89% from $25,774 to $2,776.  The $2,776 is the more traditional amount expected.  Due to accounting adjustments in the prior period there was a substantial increase in this area.  This number is expected to begin increasing due to charging monthly interest on unpaid principal balances for all franchises financed through the Company effective July, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for Smaller Reporting Companies

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The Company did not sell any securities during the quarter ended March 31, 2009; however, $45,000 of debt was converted to three million shares of common stock.

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

As of March 31, 2009, accrued interest on the defaulted notes was $147,377 for a total arrearage of $564,121.

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

SearchPath International, Inc.
(Registrant)

Date	June 1, 2009	By:	/s/ Tomas K. Johnston
Thomas K. Johnston, Director, Chief
Executive Officer, President and
Chief Financial Officer